Form 10-Q
period 2021-09-30
GigInternational1, Inc.
filed 2021-11-15
CIK 1848795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the registrant had 27,084,000 shares of common stock, $0.0001 par value per share, outstanding.

GIGINTERNATIONAL1, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGINTERNATIONAL1, INC.

Condensed Balance Sheet

(Unaudited)

September 30, 2021
ASSETS
Current assets
Cash	$1,162,910
Prepaid expenses	838,373
Total current assets	2,001,283
Cash and marketable securities held in Trust Account	211,094,395
Interest receivable on cash and marketable securities held in Trust Account	1,730
Other long-term assets	304,885
TOTAL ASSETS	$213,402,293
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$13,925
Payable to related parties	13,177
Accrued liabilities	595,239
Other current liabilities	1,827
Total current liabilities	624,168
Warrant liability	402,780
Deferred Underwriting fee payable	7,495,000
Total liabilities	8,521,948
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 20,900,000 shares at a redemption value of $10.10 per share	211,094,298
Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 6,184,000 shares issued and outstanding (excluding 20,900,000 shares subject to possible redemption) (1)	618
Additional paid-in capital	—
Accumulated deficit	(6,214,571)
Total stockholders’ deficit	(6,213,953)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$213,402,293

(1)	This number excludes 525,000 Founder Shares (as described in Note 4) that were forfeited when the over-allotment option was partially exercised by the Underwriters.

The accompanying notes are an integral part of these condensed financial statements.

GIGINTERNATIONAL1, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30, 2021	Period from February 23, 2021 (Date of Inception) through September 30, 2021
Revenues	$—	$—
General and administrative expenses	1,049,266	1,389,818
Loss from operations	(1,049,266)	(1,389,818)
Other income (expense)
Other expense	(69,333)	(147,603)
Interest income on marketable securities held in Trust Account	5,321	6,125
Loss before provision for income taxes	(1,113,278)	(1,531,296)
Provision for income taxes	1,587	1,827
Net loss and comprehensive loss	$(1,114,865)	$(1,533,123)
Net income attributable to common stock subject to possible redemption	$3,734	$4,298
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	20,900,000	12,606,364
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00
Net loss attributable to non-redeemable common stock	$(1,118,599)	$(1,537,421)
Weighted-average non-redeemable common shares outstanding, basic and diluted (1)	6,179,000	5,676,723
Net loss per share, non-redeemable common stock, basic and diluted	$(0.18)	$(0.27)

___________________

(1)	This number excludes 525,000 Founder Shares (as described in Note 4) that were forfeited when the over-allotment option was partially exercised by the Underwriters.

The accompanying notes are an integral part of these condensed financial statements.

GIGINTERNATIONAL1, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional
Three Months Ended September 30, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance as of June 30, 2021	7,183,485	$718	$5,417,548	$(418,258)	$5,000,008
Shares subject to redemption	(999,485)	(100)	(10,098,996)	—	(10,099,096)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	4,681,448	(4,681,448)	—
Net loss	—	—	—	(1,114,865)	(1,114,865)
Balance as of September 30, 2021	6,184,000	$618	$—	$(6,214,571)	$(6,213,953)

	Common Stock		Additional
Period from February 23, 2021 (Date of Inception) through September 30, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance as of February 23, 2021 (Date of Inception)	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.0043592 per share	5,735,000	574	24,426	—	25,000
Sale of common stock to Founder in private placement at $10.00 per share	650,000	65	6,499,935	—	6,500,000
Issuance of common stock to Insider for no consideration	5,000	—	—	—	—
Issuance of common stock to consultant	10,000	1	94,699	—	94,700
Sale of common stock to Underwriters in private placement at $10 per share	300,000	30	2,999,970	—	3,000,000
Sale of common stock in initial public offering, net of offering costs	20,000,000	2,000	188,451,945	—	188,453,945
Sale of common stock in over-allotment option	9,000	1	89,999	—	90,000
Sale of common stock in initial public offering over-allotment option, net of underwriter fees	900,000	90	8,504,910	—	8,505,000
Forfeiture of shares by Founder due to partial exercise of over-allotment option (1)	(525,000)	(53)	53	—	—
Fair value of warrants	—	—	(255,177)	—	(255,177)
Shares subject to redemption	(20,900,000)	(2,090)	(211,092,208)	—	(211,094,298)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	4,681,448	(4,681,448)	—
Net loss	—	—	—	(1,533,123)	(1,533,123)
Balance as of September 30, 2021	6,184,000	$618	$—	$(6,214,571)	$(6,213,953)

(1)	525,000 Founder Shares were forfeited because the over-allotment option was partially exercised by the Underwriters (as described in Note 4).

The accompanying notes are an integral part of these condensed financial statements.

GIGINTERNATIONAL1, INC.

Condensed Statement of Cash Flows

(Unaudited)

Period from February 23, 2021 (Date of Inception) through September 30, 2021
OPERATING ACTIVITIES
Net loss	$(1,533,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	147,603
Interest earned on cash and marketable securities held in Trust Account	(6,125)
Stock-based compensation	94,700
Change in operating assets and liabilities:
Prepaid expenses	(838,373)
Other long term assets	(304,885)
Payable to related parties	13,177
Accounts payable	13,925
Accrued liabilities	525,239
Other current liabilities	1,827
Net cash used in operating activities	(1,886,035)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(211,090,000)
Net cash used in investing activities	(211,090,000)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	205,000,000
Proceeds from sale of Private Placement Units to Founders	6,500,000
Proceeds from sale of Private Placement Units to Underwriters	3,090,000
Borrowing from a related party	125,000
Repayment of borrowing from a related party	(125,000)
Payment of offering costs	(476,055)
Net cash provided by financing activities	214,138,945
Net increase in cash during period	1,162,910
Cash, beginning of period	—
Cash, end of period	$1,162,910
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accrued liabilities	$70,000
Fair value of warrant liability	$255,177
Deferred underwriting fee payable	$7,495,000
Change in value of common stock subject to possible redemption	$14,135,353

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 23, 2021 (date of inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

On May 18, 2021, the registration statement on Form S-1 (File No. 333-255234), as amended (the “Registration Statement”), relating to the Offering of the Company was declared effective by the U.S. Securities and Exchange Commission (“SEC”). The Company concurrently entered into an underwriting agreement on May 18, 2021 to conduct the Offering, the closing of which was consummated on May 21, 2021 with the delivery of 20,000,000 units (the “Units”). The Units sold in the Offering consisted of the securities described in Note 3. The Offering generated gross proceeds of $200,000,000.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the shares included in the Units sold in the Offering (the “public shares”) if the Company is unable to complete a Business Combination within 15 months from the closing of the Offering; provided, however, that if the Company anticipates that it may not be able to consummate its initial Business Combination within 15 months, it may, but is not obligated to, extend the period of time to consummate a Business Combination two times by an additional three months each time (for a total of up to 21 months to complete a Business Combination); provided that the Founder (or its designees) must deposit into the Trust Account funds equal to one percent (1%) of the gross proceeds of the Offering (including such proceeds from the exercise of the Underwriters’ over-allotment option, if exercised) for each 3-month extension of the time period to complete the Company’s initial Business Combination, in exchange for a non-interest bearing, unsecured promissory note; or (iii) the redemption of the public shares in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation relating to the Company’s pre-initial Business Combination activity and related stockholders’ rights, including, among other things, the modification of the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete the Business Combination within 15 months from the closing of the Offering (or within 21 months if the Company extends the period of time to consummate its initial Business Combination).

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such shares of Common Stock are recorded at the redemption amount and classified as temporary equity. The amount in the Trust Account of $211,094,395 represents 20,900,000 public shares at $10.10 per public share plus interest received on this amount.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for the three- and nine-month periods ended September 30, 2021, the Company concluded it should revise its condensed financial statements to classify all its public shares to common stock subject to possible redemption in temporary equity. In accordance with the SEC and its guidance on redeemable equity instruments, Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its public shares in permanent equity, or total stockholders’ deficit. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem shares of common stock issued in the Offering in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside permanent equity. As a result, the Company revised its previously filed condensed financial statements to classify all of the shares of common stock issued in the Offering as temporary equity. The change in the carrying value of the common stock subject to possible redemption resulted in a decrease of approximately $10.1 million in additional paid-in capital, as well as a reclassification of 999,485 shares of common stock subject to possible redemption from permanent equity to temporary equity.

The impact of the revision to the unaudited condensed balance sheet as of June 30, 2021 is a reclassification of $10.1 million from total stockholders’ deficit (permanent equity) to common stock subject to possible redemption (temporary equity). There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).  In connection with the change in presentation for the common stock subject to possible redemption, the Company has revised its net loss per share calculation for the change in the number of shares of common stock subject to possible redemption. Net loss per share, non-redeemable common stock increased by $0.01, for the three and six months ended June 30, 2021.

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

Net Loss Per Share of Common Stock

The Company’s condensed statements of operations and comprehensive loss includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted-average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted-average number of non-redeemable common stock outstanding for the period, basic and diluted.

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

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended September 30, 2021	Period from February 23, 2021 (Date o Inception) through September 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$3,734	$4,298
Net income attributable to common stock subject to possible redemption	$3,734	$4,298
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	20,900,000	12,606,364
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(1,114,865)	$(1,533,123)
Less: net income attributable to common stock subject to redemption	(3,734)	(4,298)
Net loss attributable to non-redeemable common stock	$(1,118,599)	$(1,537,421)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,179,000	5,676,723
Net loss per share, non-redeemable common stock, basic and diluted	$(0.18)	$(0.27)

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

Cash and Marketable Securities Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

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

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective February 23, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed financial statements.

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

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from February 23, 2021 (date of inception) to September 30, 2021, the Founder purchased 5,735,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.0043592 per share. The Company also issued 5,000 insider shares to Mr. Weightman, its Chief Financial Officer, pursuant to the Insider Shares Grant Agreement dated May 18, 2021, between the Company and Mr. Weightman. The 5,000 shares granted to Mr. Weightman are subject to forfeiture and cancellation if he resigns or the services are terminated for cause prior to the completion of the Business Combination. The Founder

Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

Private Placement

The Founder and the Underwriters purchased from the Company an aggregate of 650,000 and 300,000 Private Placement Units, respectively, at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the Offering. Each Private Placement Unit consists of one share of the Company’s common stock, and one-half (1/2) of one warrant (the “Private Placement Warrants”). Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 6. Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination.

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

On May 18, 2021, the Company entered into a Strategic Services Agreement with Mr. Weightman, its Treasurer and Chief Financial Officer, who holds 5,000 insider shares. Mr. Weightman is initially receiving $5,000 per month for his services and such amount could increase to up to $15,000 per month dependent upon the scope of services provided, as may be mutually agreed by the parties. The Company will pay Mr. Weightman for services rendered since May 18, 2021 and on a monthly basis thereafter for all services rendered after the consummation of the Offering.

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

The Company paid an underwriting discount of $0.20 per Unit to the Underwriters at the closing of the Offering. The underwriting discount was paid in cash. In addition, the Company has agreed to pay deferred underwriting commissions of $0.35 per Unit, or $7,000,000 (or up to $8,050,000 if the Underwriters’ over-allotment is exercised in full) in the aggregate. On May 28, 2021, the Underwriters partially exercised the over-allotment option and amended the Underwriting Agreement whereby the related discount and commissions associated with the over-allotment of $495,000 was deferred. This resulted in a total of deferred underwriting discount and commissions of $7,495,000. The deferred underwriting commission will become payable to the Underwriters from the amount held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, including the performance of services specified therein. As further described in Note 4, the Underwriters purchased 300,000 Private Placement Units, for an aggregate purchase price of $3,000,000.

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

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2021, there were 6,184,000 shares of common stock issued and outstanding and not subject to possible redemption. There were 20,900,000 shares of common stock subject to possible redemption issued and outstanding as of September 30, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2021, there were no shares of preferred stock issued and outstanding.

Warrants (Public Warrants and Private Placement Warrants)

Warrants will be exercisable for $11.50 per share, and the exercise price and number of warrant shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Company’s Founder or its affiliates, without taking into account any Founder Shares held by it prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted-average trading price of the Company’s common stock during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

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

As of September 30, 2021, there were 10,929,495 warrants outstanding.

Stock-based Compensation

Included in outstanding shares of common stock are 15,000 insider shares, of which 5,000 insider shares were issued to Mr. Weightman, the Company’s Chief Financial Officer, and 10,000 insider shares were issued to Interest Solutions solely in consideration of future services, pursuant to the Insider Shares Grant Agreements dated May 18, 2021, between the Company and each of the Insiders. The 5,000 insider shares issued to Mr. Weightman are subject to forfeiture as described in Note 4 while the 10,000 insider shares issued to Interest Solutions are not subject to forfeiture. The grant date fair value of the 10,000 shares was expensed upon issuance. If an initial Business Combination occurs and the 5,000 shares have not been previously forfeited, the fair value of the common stock on the date the shares vest will be recognized as stock-based compensation in the Company’s condensed statements of operations and comprehensive loss when the completion of the Business Combination becomes probable.

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

The Company has determined that the warrants issued as part of the Private Placement Units are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the warrants issued in the Offering. The warrants issued in the Offering did not start trading separately until July 9, 2021, so the Company initially determined the fair value of each warrant using a Black-Scholes option-pricing model, which requires the use of significant unobservable market values. Accordingly, the warrants issued as part of the Private Placement Units were initially classified as Level 3 financial instruments. After the warrants started trading separately, the Company has determined that the fair value of each warrant issued as part of the Private Placement Units approximates the fair value of a warrant issued in the Offering. Accordingly, the warrants are valued upon observable data and have been reclassified as Level 2 financial instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$211,094,395
Liabilities:
Warrant liability	2	$402,780

The fair value of the warrants was estimated using the following assumptions:

Upon Issuance
Stock Price	$9.70
Volatility	10%
Risk free interest rate	0.99%
Exercise price	$11.50
Time to maturity - years	6.0

The change in the fair value of the Level 3 warrant liability during the three months ended September 30, 2021 and the period from February 23, 2021 (date of inception) through September 30, 2021, is as follows:

	For the Three Months Ended September 30, 2021	Period from February 23, 2021 (Date o Inception) through September 30, 2021
Fair value - beginning of period	$333,447	$—
Additions	—	255,177
Change in fair value	—	78,270
Transfers out of level 3 to level 2	(333,447)	(333,447)
Fair value - end of period	$—	$—

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statements of operations and comprehensive loss for the periods presented.

Additionally, there was $1,730 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheet in interest receivable on cash and marketable securities held in the Trust Account as of September 30, 2021.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from February 23, 2021 (date of inception) through September 30, 2021, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited balance sheet of May 24, 2021, as filed with the SEC on May 28, 2021. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $1,114,865, which consisted of operating expenses of $1,049,266, a provision for income taxes of $1,587 and other expense from the change in fair value of warrant liability of $69,333, that were partially offset by interest income on marketable securities held in the Trust Account of $5,321.

For the period from February 23, 2021 (date of inception) through September 30, 2021, we had a net loss of $1,533,123, which consisted of operating expenses of $1,389,818, a provision for income taxes of $1,827 and other expense from the change in fair value of warrant liability of $147,603, that were partially offset by interest income on marketable securities held in the Trust Account of $6,125.

Liquidity and Capital Resources

During the period from February 23, 2021 (date of inception) to September 30, 2021, the Founder purchased 5,735,000 Founder Shares for an aggregate purchase price of $25,000, or $0.0043592 per share. The Company also issued 5,000 insider shares to Mr. Weightman, its Chief Financial Officer, pursuant to the Insider Shares Grant Agreement dated May 18, 2021, between the Company and Mr. Weightman. The 5,000 shares granted to Mr. Weightman are subject to forfeiture and cancellation if he resigns or the services are terminated for cause prior to the completion of the Business Combination.

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

As of September 30, 2021, we held cash and marketable securities in the amount of $211,094,395 (including $4,395 of interest earned) in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes.

For the period from February 23, 2021 (date of inception) to September 30, 2021, cash used in operating activities was $1,886,035, consisting of a net loss of $1,533,123 and interest earned on marketable securities held in the Trust Account of $6,125, plus an increase in prepaid expenses of $838,373 and an increase in other long-term assets of $304,885, that were partially offset by the increase in liabilities of $554,168, due to increase in accounts payable, including payable to related parties, and accrued liabilities of $552,341, and other current liabilities of $1,827, an increase in the fair value of the warrant liability of $147,603 and stock-based compensation of $94,700.

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

As of September 30, 2021, we had cash of $1,162,910 held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 12 months, assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support. We began incurring these fees on May 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

On May 18, 2021, the Company entered into a Strategic Services Agreement with Mr. Weightman, its Treasurer and Chief Financial Officer, who holds 5,000 insider shares. Mr. Weightman is initially receiving $5,000 per month for his services and such amount could increase to up to $15,000 per month dependent upon the scope of services provided, as may be mutually agreed by the parties. The Company will pay Mr. Weightman for services rendered since May 18, 2021 and on a monthly basis thereafter for all services rendered after the consummation of the Offering.

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

Net Loss Per Common Share

Our condensed statements of operations and comprehensive loss includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted-average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted-average number of non-redeemable common stock outstanding for the period, basic and diluted.

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

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended September 30, 2021	Period from February 23, 2021 (Date o Inception) through September 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$3,734	$4,298
Net income attributable to common stock subject to possible redemption	$3,734	$4,298
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	20,900,000	12,606,364
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(1,114,865)	$(1,533,123)
Less: net income attributable to common stock subject to redemption	(3,734)	(4,298)
Net loss attributable to non-redeemable common stock	$(1,118,599)	$(1,537,421)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,179,000	5,676,723
Net loss per share, non-redeemable common stock, basic and diluted	$(0.18)	$(0.27)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheet.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective February 23, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed financial statements.

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Prospectus on Form S-1 that was filed with the SEC on May 20, 2021 with the following risk factor. Any of these factors disclosed in our Prospectus on Form S-1 or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

We had 479,500 warrants that were issued in private placements that occurred concurrently with the Offering (the “private warrants”). These private warrants and the shares of Company common stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s initial public offering, in which case the 479,500 private warrants could be redeemed by the Company for $4,795. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined to approximate the fair value of the warrants included in the units sold in the Company’s IPO, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder Shares

During the period from February 23, 2021 (date of inception) to September 30, 2021, the Founder purchased 5,735,000 Founder Shares for an aggregate purchase price of $25,000, or $0.0043592 per share. On May 28, 2021, the Founder forfeited 525,000 Founder Shares because the Underwriters did not exercise their over-allotment option in full.

The Founder Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each holder of Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Placement

The Founder and the Underwriters purchased from the Company an aggregate of 650,000 and 309,000 Private Placement Units, respectively, at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the Offering and a subsequent private placement that occurred simultaneously with the partial exercise of the Underwriters’ over-allotment option. Each Private Placement Unit consists of one share of the Company’s common stock, and one-half (1/2) of one warrant (a “Private Placement Warrants”). Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 6 of the Notes to Unaudited Condensed Financial Statements. Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination.

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

As of September 30, 2021, we had cash of $1,162,910 held outside the Trust Account for working capital purposes.

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

Company Name

Date: November 15, 2021	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Brad Weightman
Brad Weightman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)