Form 10-Q
period 2022-03-31
GigInternational1, Inc.
filed 2022-05-16
CIK 1848795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, the registrant had 27,084,000 shares of common stock, $0.0001 par value per share, outstanding.

GIGINTERNATIONAL1, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

GIGINTERNATIONAL1, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$377,343	$875,435
Prepaid expenses	753,119	805,390
Total current assets	1,130,462	1,680,825
Cash and marketable securities held in Trust Account	211,104,996	211,099,649
Interest receivable on cash and marketable securities held in Trust Account	12,360	1,793
Other long-term assets	—	103,091
TOTAL ASSETS	$212,247,818	$212,885,358
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$81,093	$32,821
Payable to related parties	119,341	18,934
Accrued liabilities	990,533	1,116,043
Other current liabilities	7,951	3,414
Total current liabilities	1,198,918	1,171,212
Warrant liability	172,620	278,110
Deferred underwriting fee payable	7,495,000	7,495,000
Total liabilities	8,866,538	8,944,322
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 20,900,000 shares at a redemption value of $10.10 per share	211,109,405	211,098,028
Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 6,184,000 shares issued and outstanding (excluding 20,900,000 shares subject to possible redemption)	618	618
Additional paid-in capital	—	—
Accumulated deficit	(7,728,743)	(7,157,610)
Total stockholders’ deficit	(7,728,125)	(7,156,992)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$212,247,818	$212,885,358

The accompanying notes are an integral part of these financial statements.

GIGINTERNATIONAL1, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31, 2022	Period from February 23, 2021 (Date of Inception) through March 31, 2021
Revenues	$—	$—
General and administrative expenses	676,623	35,720
Loss from operations	(676,623)	(35,720)
Other income (expense)
Other income	105,490	—
Interest income on cash and marketable securities held in Trust Account	15,914	—
Loss before provision for income taxes	(555,219)	(35,720)
Provision for income taxes	4,537	—
Net loss and comprehensive loss	$(559,756)	$(35,720)
Net income attributable to common stock subject to possible redemption	$11,377	$—
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	20,900,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$—
Net loss attributable to common stockholders	$(571,133)	$(35,720)
Weighted-average non-redeemable common shares outstanding, basic and diluted (1)	6,179,000	3,233,514
Basic and diluted net loss per share, non-redeemable common stock	$(0.09)	$(0.01)

___________________

(1)

For the period from February 23, 2021 (date of inception) through March 31, 2021, the weighted-average non-redeemable common shares outstanding, basic and diluted excluded up to 750,000 founder shares subject to forfeiture if the over-allotment was not exercised in full or in part by the Underwriters.

The accompanying notes are an integral part of these financial statements.

GIGINTERNATIONAL1, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional
Three Months Ended March 31, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	6,184,000	$618	$—	$(7,157,610)	$(7,156,992)
Shares subject to redemption	—	—	(11,377)	—	(11,377)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	11,377	(11,377)	—
Net loss	—	—	—	(559,756)	(559,756)
Balance as of March 31, 2022	6,184,000	$618	$—	$(7,728,743)	$(7,728,125)

	Common Stock		Additional
Period from February 23, 2021 (Date of Inception) through March 31, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of February 23, 2021 (Date of Inception)	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.0043592 per share	5,735,000	574	24,426	—	25,000
Net loss	—	—	—	(35,720)	(35,720)
Balance as of March 31, 2021	5,735,000	$574	$24,426	$(35,720)	$(10,720)

The accompanying notes are an integral part of these financial statements.

GIGINTERNATIONAL1, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2022	Period from February 23, 2021 (Date of Inception) through March 31, 2021
OPERATING ACTIVITIES
Net loss	$(559,756)	$(35,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(105,490)	—
Interest earned on cash and marketable securities held in Trust Account	(15,914)	—
Change in operating assets and liabilities:
Prepaid expenses	52,271	—
Other long-term assets	103,091	—
Payable to related parties	100,407	—
Accounts payable	48,272	25,720
Accrued liabilities	(125,510)	10,000
Other current liabilities	4,537	—
Net cash used in operating activities	(498,092)	—
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	—	25,000
Borrowing from a related party	—	125,000
Net cash provided by financing activities	—	150,000
Net increase (decrease) in cash during period	(498,092)	150,000
Cash, beginning of period	875,435	—
Cash, end of period	$377,343	$150,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accounts payable	$—	$6,270
Offering costs included in accrued liabilities	$—	$45,000
Change in value of common stock subject to possible redemption	$11,377	$—

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (date of inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “IPO” or “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

On May 18, 2021, the registration statement on Form S-1 (File No. 333-255234), as amended, relating to the Offering of the Company was declared effective by the U.S. Securities and Exchange Commission. The Company concurrently entered into an underwriting agreement (the “Underwriting Agreement”) on May 18, 2021 to conduct the Offering, the closing of which was consummated on May 21, 2021 with the delivery of 20,000,000 units (the “Public Units”) to the Underwriters (as defined below). The Public Units sold in the Offering consisted of the securities described in Note 3. The Offering generated gross proceeds to the Company of $200,000,000.

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

On May 26, 2021, the Underwriters served to the Company a notice of the partial exercise of the over-allotment option, and on May 28, 2021, the Company sold 900,000 additional Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $9,000,000. An amendment to the Underwriting Agreement was executed on May 28, 2021 whereby the total Underwriters’ discounts and commissions associated with the over-allotment of $0.55 per Public Unit or $495,000 was deferred. Concurrently with the closing of the sale of the over-allotment Public Units, the Company consummated the sale of 9,000 additional Private Placement Units to the Underwriters at a price of $10.00 per Private Placement Unit generating gross proceeds of $90,000. The closing of the sale of additional Public Units in the over-allotment and additional Private Placement Units generated net proceeds of $9,090,000 consisting of $9,000,000 from the sale of the over-allotment Public Units and $90,000 from the sale of additional Private Placement Units. In connection with the amendment to the Underwriting Agreement and the partial exercise of the over-allotment option, the Underwriters have no further over-allotment option and 525,000 Founder Shares were forfeited as a result.

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

The Company incurred $12,041,055 in transaction costs, consisting of $4,000,000 of underwriting fees, $7,495,000 of deferred underwriting fees, and $546,055 of offering costs, of which $70,000 remains in accrued liabilities as of March 31, 2022. The Company’s remaining cash after payment of the Offering costs will be held outside of the Trust Account for working capital purposes.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to redeem their shares to the Company in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by Nasdaq Stock Market LLC ("Nasdaq") rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a

Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of March 31, 2022 and December 31, 2021 was $211,104,996 and $211,099,649, respectively, which primarily represents cash and marketable securities of $196,000,000 from the sale of 20,000,000 Public Units at $10.00 per Public Unit, net of underwriting fees of $4,000,000, net proceeds in the amount of $6,000,000 from the sale of Private Placement Units to the Founder and Underwriters, and additional proceeds in the amount of $9,090,000 from the sale of additional Public Units in the over-allotment and additional Private Placement Units to the Underwriters. The amount held in the Trust account as of March 31, 2022 and December 31, 2021 also includes $14,996 and $9,649, respectively, of interest income earned on these holdings.

Additionally, there was $12,360 and $1,793 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in the Trust Account as of March 31, 2022 and December 31, 2021, respectively.

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

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Public Unit.

Going Concern Consideration

As of March 31, 2022, the Company had $377,343 in cash and working capital deficit of $68,456. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem its shares of Common Stock.

If the proceeds not held in the Trust Account become insufficient to allow the Company to operate for at least 12 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time, the Company intends to manage its cash flow through the timing and payment of expenses or, if necessary, raising additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow it to operate for at least the next 12 months. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, the Company intends to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the accompanying unaudited condensed financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future interim period.

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

Net Loss Per Share of Common Stock

The Company’s condensed statements of operations and comprehensive loss include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held in the Trust Account, net of tax, by the weighted-average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, net of tax, by the weighted-average number of non-redeemable common stock outstanding for the period, basic and diluted.

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

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended March 31, 2022	Period from February 23, 2021 (Date of Inception) through March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$11,377	$—
Net income attributable to common stock subject to possible redemption	$11,377	$—
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	20,900,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$—

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(559,756)	$(35,720)
Less: net income attributable to common stock subject to redemption	(11,377)	—
Net loss attributable to non-redeemable common stock	$(571,133)	$(35,720)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,179,000	3,233,514
Basic and diluted net loss per share, non-redeemable common stock	$(0.09)	$(0.01)

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

Cash and Marketable Securities Held in Trust Account

As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

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

Offering Costs

Offering costs in the amount of $12,041,055 consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Offering. Offering costs were charged to stockholders’ deficit and recorded in additional paid-in capital as a reduction to the gross proceeds received upon completion of the Offering.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2022 and December 31, 2021, 20,900,000 shares of common stock were issued and outstanding and subject to possible redemption.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

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

On July 2, 2021, the Company announced that the holders of the Company’s Public Units may elect to separately trade the securities underlying such Public Units which commenced on July 9, 2021. Any Public Units not separated will continue to trade on the Nasdaq under the symbol “GIWWU.” Any underlying shares of common stock and warrants that are separated will trade on the Nasdaq under the symbols “GIW,” and “GIWWW,” respectively.

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

No fractional shares will be issued upon exercise of the Private Placement Warrants. If, upon exercise of the Private Placement Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number of shares of common stock to be issued to the Private Placement Warrant holder. Each Private Placement Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 15-month period allotted to complete the Business Combination (or 21-month period if the Company extends the period of time to consummate its initial Business Combination), the Private Placement Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Private Placement Warrants during the exercise period, there will be no net cash settlement of these Private Placement Warrants and the Private Placement Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Private Placement Warrants become exercisable, the Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per Private Placement Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Private Placement Warrant holders.

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

The Company paid an underwriting discount of $0.20 per Public Unit to the Underwriters at the closing of the Offering. The underwriting discount was paid in cash. In addition, the Company has agreed to pay deferred underwriting commissions of $0.35 per Public Unit, or $7,000,000 in the aggregate. On May 28, 2021, the Underwriters partially exercised the over-allotment option and amended the Underwriting Agreement whereby the related discount and commissions associated with the over-allotment of $495,000 was deferred. The deferred underwriting commission will become payable to the Underwriters from the amount held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the Underwriting Agreement, including the performance of services described below. As further described in Note 4, the Underwriters have purchased 300,000 Private Placement Units, of which each Private Placement Unit consists of one share of the Company’s common stock, and one-half (1/2) of one Private Placement Warrant, for an aggregate purchase price of $3,000,000. Concurrently with the closing of the sale of the over-allotment Public Units, the Company consummated the sale of 9,000 additional Private Placement Units to the Underwriters at a price of $10.00 per Private Placement Unit generating gross proceeds of $90,000.

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

6. STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of March 31, 2022 and December 31, 2021, there were 6,184,000 shares of common stock issued and outstanding and not subject to possible redemption. There were 20,900,000 shares of common stock subject to possible redemption issued and outstanding as of March 31, 2022 and December 31, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

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

As of March 31, 2022 and December 31, 2021, there were 10,929,495 warrants outstanding.

Stock-based Compensation

Included in the outstanding shares of common stock are 15,000 Insider Shares, of which 5,000 Insider Shares were issued to Mr. Weightman, the Company’s Chief Financial Officer, and 10,000 Insider Shares were issued to Interest Solutions solely in consideration of future services to the Company, pursuant to the Insider Shares Grant Agreements dated May 18, 2021, between the Company and each of the Insiders. The 5,000 Insider Shares issued to Mr. Weightman are subject to forfeiture if he resigns or is terminated for cause prior to the completion of the Business Combination. The 10,000 Insider Shares issued to Interest Solutions are not subject to forfeiture. The grant date fair value of the 10,000 shares was expensed upon issuance. If an initial Business Combination occurs and the 5,000 shares have not been previously forfeited, the grant date fair value of the common stock will be recognized as stock-based compensation in the Company’s unaudited condensed statements of operations and comprehensive loss when the completion of the Business Combination becomes probable.

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

The Company has determined that the Private Placement Warrants are subject to treatment as a liability, as the transfer of the warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the warrants issued in the Offering. The public warrants did not start trading separately until July 9, 2021, so the Company initially determined the fair value of each warrant using a Black-Scholes option-pricing model, which requires the use of significant unobservable market values. Accordingly, the Private Placement Warrants were initially classified as Level 3 financial instruments. After the public warrants started trading separately, the Company determined that the fair value of each Private Placement Warrant approximates the fair value of a public warrant. Accordingly, the Private Placement Warrants are valued upon observable data and are classified as Level 2 financial instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$211,104,996	$211,099,649
Liabilities:
Warrant liability	2	$172,620	$278,110

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statements of operations and comprehensive loss for the periods presented.

Additionally, there was $12,360 and $1,793 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in the Trust Account as of March 31, 2022 and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to GigInternational1, Inc. References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” or “Founder” refer to GigInternational1 Sponsor, LLC. References to the “Insiders” refer to Mr. Weightman, our Chief Financial Officer, and Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company. References to "Initial Stockholders" refer to the Founder together with the Insiders. References to "Founder Shares" refer to the initial shares of common stock purchased by the Founder. References to "Insider Shares" refer to shares of common stock granted to the Insiders. References to "Private Placement Units" refer to the units sold to the Founder and the Underwriters in a private placement. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from February 23, 2021 (date of inception) through March 31, 2022, our only activities have been organizational activities, those necessary to prepare for the Offering and to search for a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of and for the period ended December 31,

2021 as filed with the SEC on March 31, 2022. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $559,756, which consisted of operating expenses of $676,623, a provision for income taxes of $4,537, that were partially offset by other income from the change in fair value of the warrant liability of $105,490 and interest income on marketable securities held in the Trust Account of $15,914.

For the period from February 23, 2021 (date of inception) through March 31, 2021, we had a net loss of $35,720, which consisted of operating expenses of $35,720.

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

On May 28, 2021, the Underwriters partially exercised their over-allotment option resulting in the forfeiture of 525,000 Founder Shares. On May 18, 2021, the Company consummated the IPO of 20,000,000 units (the “Public Units”). On May 28, 2021, the Company completed the issuance of 900,000 additional Public Units as a result of the Underwriters’ partial exercise of their over-allotment option. The Public Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $209,000,000.

As of March 31, 2022, we held cash and marketable securities in the amount of $211,104,996 (including $14,996 of interest earned) in the Trust Account. In addition, there was interest receivable to the Trust Account of $12,360. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the three months ended March 31, 2022, tax relating to interest earned on the Trust Account totaled $4,537.

For the three months ended March 31, 2022, cash used in operating activities was $498,092, consisting of a net loss of $559,756, a decrease in the fair value of the warrant liability of $105,490 and interest earned on marketable securities held in the Trust Account of $15,914, plus a decrease in accrued liabilities of $125,510, that were partially offset by increases in payable to related parties of $100,407, accounts payable of $48,272, other current liabilities of $4,537, and decreases in prepaid expenses of $52,271 and other long-term assets of $103,091.

For the period from February 23, 2021 (date of inception) to March 31, 2021, no cash was used in operating activities. The Company incurred a net loss of $35,720, which was offset by an increase of $25,720 in accounts payable and an increase of $10,000 in accrued liabilities.

There were no cash flows from investing activities during the three months ended March 31, 2022 or the period from February 23, 2021 (date of inception) through March 31, 2021.

There were no cash flows from financing activities during the three months ended March 31, 2022. During the period from February 23, 2021 (date of inception) through March 31, 2021, financing activities provided cash of $150,000 due to the proceeds from borrowing from a related party of $125,000 and from the sale of common stock to the Founder of $25,000.

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

As of March 31, 2022, we had cash of $377,343 held outside the Trust Account. We believe that the proceeds not held in the Trust Account may not be sufficient to allow us to operate for at least the next 12 months. Since the closing of the IPO, we have used the funds held outside the Trust Account primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. The Company intends to manage its cash flow through the timing and payment of expenses or, if necessary, raising additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow it to operate for at least the next 12 months.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support. We began incurring these fees on May 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

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

Net Loss Per Common Share

Our condensed statements of operations and comprehensive loss include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of tax, by the weighted-average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, net of tax, by the weighted-average number of non-redeemable common stock outstanding for the period, basic and diluted.

When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method and (ii) the shares issued to Mr. Weightman subject to forfeiture representing 5,000 shares of common stock underlying a restricted stock award for the periods it was outstanding. Since we were in a net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended March 31, 2022	Period from February 23, 2021 (Date of Inception) through March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$11,377	$—
Net income attributable to common stock subject to possible redemption	$11,377	$—
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	20,900,000	—
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$—

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(559,756)	$(35,720)
Less: net income attributable to common stock subject to redemption	(11,377)	—
Net loss attributable to non-redeemable common stock	$(571,133)	$(35,720)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,179,000	3,233,514
Basic and diluted net loss per share, non-redeemable common stock	$(0.09)	$(0.01)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report on Form 10-K that was filed with the SEC on March 31, 2022 with the following risk factors. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments and, potentially, foreign jurisdiction. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate or complete our initial business combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, increasing disclosures in business combination transactions involving special purpose acquisition companies (SPACs) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; changing the treatment of financial projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and a proposed safe harbor for SPACs under the Investment Company Act (including certain time limits to announce and consummate a business combination). These proposed rules, if adopted, whether in the form proposed or in revised form, may materially impact our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

There is substantial doubt about our ability to continue as a “going concern.”

As of March 31, 2022, we had $377,343 in our operating bank accounts. We have incurred, and expect to continue to incur, significant costs in pursuit of an initial Business Combination. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is August 21, 2022. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder Shares

During the period from February 23, 2021 (date of inception) to December 31, 2021, the Founder purchased 5,735,000 Founder Shares for an aggregate purchase price of $25,000, or $0.0043592 per share. On May 28, 2021, the Founder forfeited 525,000 Founder Shares because the Underwriters did not exercise their over-allotment option in full. Founder Shares are identical to the common stock included in the public units sold in the IPO except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

The Founder Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each holder of Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Placement

The Founder and the Underwriters purchased from the Company an aggregate of 650,000 and 309,000 Private Placement Units, respectively, at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the Offering and a subsequent private placement that occurred simultaneously with the partial exercise of the Underwriters’ over-allotment option. Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value, and one-half (1/2) of one warrant (a “Private Placement Warrants”). Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 6 of the Notes to Unaudited Financial Statements. Unlike the warrants included in the Public Units sold in the IPO, if held by the original holder or its permitted transferees, the warrants included in the Private Placement Units are not redeemable by the Company and subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the business combination. If the warrants included in the Private Placement Units are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the warrants included in the IPO.

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

Use of Proceeds

On May 18, 2021, the Securities and Exchange Commission declared the Company’s initial Registration Statement on Form S-1 (File No 333-255234), in connection with the IPO of $200.0 million, effective.

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

On May 21, 2021, the Company consummated the IPO of 20,000,000 Public Units. On May 28, 2021, the Company completed the issuance of an additional 900,000 Public Units as a result of the Underwriters’ partial exercise of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $209,000,000.

Simultaneously with the closing of the IPO, the Company consummated the closing of the Private Placement to the Company’s Founder of 650,000 Private Placement Units and to the Underwriters of 300,000 units at a price of $10.00 per Private Placement Unit. On May 28, 2021, the Company completed the issuance of an additional 9,000 Private Placement Units to the Underwriters at a price of $10.00 per Private Placement Unit. The Private Placement generated aggregate gross proceeds of $9,590,000.

After deducting the underwriting discounts and commissions and offering expenses paid, the total net proceeds in the amount of $196,000,000 from the sale of the Public Units, net proceeds in the amount of $6,000,000 from the sale of the Private Placement Units to the Founder and Underwriters, and additional proceeds in the amount of $9,090,000 from the sale of over-allotment units to the Underwriters, for a total of $211,090,000, were placed in a trust account (the “Trust Account”) at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

The Company incurred $12,041,055 in transaction costs, consisting of $4,000,000 of underwriting fees, $7,495,000 of deferred underwriting fees and $546,055 of offering costs, of which $70,000 remains in accrued liabilities as of March 31, 2022. Using a portion of the net proceeds of the IPO that was not placed in the Trust Account, we repaid promissory notes issued to our Founder, which bore the outstanding principal amount of $125,000. As of March 31, 2022, we had cash of $377,343 held outside the Trust Account for working capital purposes.

There has been no material change in the planned use of the proceeds from the IPO and the private placement as is described in the final prospectus included in the IPO Registration Statement.

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

GigInternational1, Inc.

Date: May 16, 2022	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Brad Weightman
Brad Weightman
Chief Financial Officer (Principal Financial and Accounting Officer)