Form 10-Q
period 2022-06-30
GigInternational1, Inc.
filed 2022-08-15
CIK 1848795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, the registrant had 27,084,000 shares of common stock, $0.0001 par value per share, outstanding.

GIGINTERNATIONAL1, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

GIGINTERNATIONAL1, INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$162,880	$875,435
Prepaid expenses	545,311	805,390
Receivable from related party	1,525	—
Total current assets	709,716	1,680,825
Cash and marketable securities held in Trust Account	211,245,761	211,099,649
Interest receivable on cash and marketable securities held in Trust Account	144,339	1,793
Other long-term assets	—	103,091
TOTAL ASSETS	$212,099,816	$212,885,358
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$184,706	$32,821
Payable to related parties	321,140	18,934
Accrued liabilities	909,984	1,116,043
Other current liabilities	84,937	3,414
Total current liabilities	1,500,767	1,171,212
Warrant liability	28,770	278,110
Deferred underwriting fee payable	7,495,000	7,495,000
Total liabilities	9,024,537	8,944,322
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 20,900,000 shares at a redemption value of $10.10 per share	211,300,764	211,098,028
Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 6,184,000 shares issued and outstanding (excluding 20,900,000 shares subject to possible redemption)	618	618
Additional paid-in capital	—	—
Accumulated deficit	(8,226,103)	(7,157,610)
Total stockholders’ deficit	(8,225,485)	(7,156,992)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$212,099,816	$212,885,358

The accompanying notes are an integral part of these condensed financial statements.

GIGINTERNATIONAL1, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended	Period from February 23, 2021 (Date of Inception) through
	2022	2021	June 30, 2022	June 30, 2021
Revenues	$—	$—	$—	$—
General and administrative expenses	641,210	304,833	1,317,833	340,552
Loss from operations	(641,210)	(304,833)	(1,317,833)	(340,552)
Other income (expense)
Other income (expense)	143,850	(78,270)	249,340	(78,270)
Interest income on cash and marketable securities held in Trust Account	272,744	804	288,658	804
Loss before provision for income taxes	(224,616)	(382,299)	(779,835)	(418,018)
Provision for income taxes	81,385	240	85,922	240
Net loss and comprehensive loss	$(306,001)	$(382,539)	$(865,757)	$(418,258)
Net income attributable to common stock subject to possible redemption	$191,359	$564	$202,736	$564
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	20,900,000	9,347,253	20,900,000	6,645,313
Basic and diluted net income per share, common stock subject to possible redemption	$0.01	$0.00	$0.01	$0.00
Net loss attributable to common stockholders	$(497,360)	$(383,103)	$(1,068,493)	$(418,822)
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,179,000	5,504,956	6,179,000	5,315,711
Basic and diluted net loss per share, non-redeemable common stock	$(0.08)	$(0.07)	$(0.17)	$(0.08)

The accompanying notes are an integral part of these condensed financial statements.

GIGINTERNATIONAL1, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional
Three Months Ended June 30, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of March 31, 2022	6,184,000	$618	$—	$(7,728,743)	$(7,728,125)
Shares subject to redemption	—	—	(191,359)	—	(191,359)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	191,359	(191,359)	—
Net loss	—	—	—	(306,001)	(306,001)
Balance as of June 30, 2022	6,184,000	$618	$—	$(8,226,103)	$(8,225,485)

	Common Stock		Additional
Three Months Ended June 30, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of March 31, 2021	5,735,000	$574	$24,426	$(35,719)	$(10,719)
Sale of common stock to the Founder in private placement at $10.00 per share	650,000	65	6,499,935	—	6,500,000
Issuance of common stock to Insiders for no consideration	5,000	—	—	—	—
Issuance of insiders shares to consultant	10,000	1	94,699	—	94,700
Sale of common stock to Underwriters in private placement at $10.00 per share	300,000	30	2,999,970	—	3,000,000
Sale of common stock in initial public offering, net of offering costs	20,000,000	2,000	188,451,945	—	188,453,945
Sale of common stock to Underwriters in over-allotment option	9,000	1	89,999	—	90,000
Sale of common stock in initial public offering over-allotment option, net of underwriter fees	900,000	90	8,504,910	—	8,505,000
Forfeiture of shares by Founder due to partial exercise of over-allotment option	(525,000)	(53)	53	—	—
Fair value of warrants	—	—	(255,177)	—	(255,177)
Shares subject to redemption	(20,900,000)	(2,090)	(211,088,474)	—	(211,090,564)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	4,677,714	(4,677,714)	—
Net loss	—	—	—	(382,539)	(382,539)
Balance as of June 30, 2021	6,184,000	$618	$—	$(5,095,972)	$(5,095,354)

The accompanying notes are an integral part of these condensed financial statements.

	Common Stock		Additional
Six Months Ended June 30, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	6,184,000	$618	$—	$(7,157,610)	$(7,156,992)
Shares subject to redemption	—	—	(202,736)	—	(202,736)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	202,736	(202,736)	—
Net loss	—	—	—	(865,757)	(865,757)
Balance as of June 30, 2022	6,184,000	$618	$—	$(8,226,103)	$(8,225,485)

	Common Stock		Additional
Period from February 23, 2021 (Date of Inception) through June 30, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of February 23, 2021 (Date of Inception)	—	$—	$—	$—	$—
Sale of common stock to the Founder at $0.0043592 per share	5,735,000	574	24,426	—	25,000
Sale of common stock to the Founder in private placement at $10.00 per share	650,000	65	6,499,935	—	6,500,000
Issuance of common stock to Insiders for no consideration	5,000	—	—	—	—
Issuance of common stock to consultant	10,000	1	94,699	—	94,700
Sale of common stock to Underwriters in private placement at $10.00 per share	300,000	30	2,999,970	—	3,000,000
Sale of common stock in initial public offering, net of offering costs	20,000,000	2,000	188,451,945	—	188,453,945
Sale of common stock to Underwriters in over-allotment option	9,000	1	89,999	—	90,000
Sale of common stock in initial public offering over-allotment option, net of underwriter fees	900,000	90	8,504,910	—	8,505,000
Forfeiture of shares by Founder due to partial exercise of over-allotment option	(525,000)	(53)	53	—	—
Fair value of warrants	—	—	(255,177)	—	(255,177)
Shares subject to redemption	(20,900,000)	(2,090)	(211,088,474)	—	(211,090,564)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	4,677,714	(4,677,714)	—
Net loss	—	—	—	(418,258)	(418,258)
Balance as of June 30, 2021	6,184,000	$618	$—	$(5,095,972)	$(5,095,354)

The accompanying notes are an integral part of these condensed financial statements.

GIGINTERNATIONAL1, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2022	Period from February 23, 2021 (Date of Inception) through June 30, 2021
OPERATING ACTIVITIES
Net loss	$(865,757)	$(418,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(249,340)	78,270
Interest earned on cash and marketable securities held in Trust Account	(288,658)	(804)
Stock-based compensation	—	94,700
Change in operating assets and liabilities:
Prepaid expenses	260,079	(869,505)
Receivable from related party	(1,525)	—
Other long-term assets	103,091	(506,679)
Accounts payable	81,885	10,321
Payable to related parties	302,206	6,882
Accrued liabilities	(136,059)	6,943
Other current liabilities	81,523	240
Net cash used in operating activities	(712,555)	(1,597,890)
INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(211,090,000)
Net cash used in investing activities	—	(211,090,000)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founder	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	205,000,000
Proceeds from sale of Private Placement Units to Founder	—	6,500,000
Proceeds from sale of Private Placement Units to Underwriters	—	3,090,000
Borrowing from a related party	—	125,000
Repayment of borrowing from a related party	—	(125,000)
Payment of offering costs	—	(476,055)
Net cash provided by financing activities	—	214,138,945
Net increase (decrease) in cash during period	(712,555)	1,451,055
Cash, beginning of period	875,435	—
Cash, end of period	$162,880	$1,451,055
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accounts payable	$70,000	$—
Offering costs included in accrued liabilities	$—	$70,000
Fair value of warrant liability upon issuance of warrants	$—	$255,177
Deferred underwriting fee payable	$—	$7,495,000
Change in value of common stock subject to possible redemption	$202,736	$4,677,714

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (date of inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “IPO” or “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

On May 18, 2021, the registration statement on Form S-1 (File No. 333-255234), as amended, relating to the Offering of the Company was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). The Company concurrently entered into an underwriting agreement (the “Underwriting Agreement”) on May 18, 2021 to conduct the Offering, the closing of which was consummated on May 21, 2021 with the delivery of 20,000,000 units (the “Public Units”) to the Underwriters (as defined below). The Public Units sold in the Offering consisted of the securities described in Note 3. The Offering generated gross proceeds to the Company of $200,000,000.

Simultaneously with the closing of the Offering, the Company consummated the closing of a private placement sale (the “Private Placement”) of 950,000 units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit. The Company’s sponsor, GigInternational1 Sponsor, LLC, a Delaware limited liability company (the “Founder” or “Sponsor”), purchased 650,000 Private Placement Units, and Oppenheimer & Co. Inc. and William Blair & Company, L.L.C. (collectively, the “Underwriters”) purchased 300,000 Private Placement Units in the aggregate. The closing of the Private Placement generated gross proceeds of $9,500,000 consisting of $6,500,000 from the sale of the Private Placement Units to the Founder and $3,000,000 from the sale of Private Placement Units to the Underwriters.

On May 26, 2021, the Underwriters served to the Company a notice of the partial exercise of the over-allotment option, and on May 28, 2021, the Company sold 900,000 additional Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $9,000,000. An amendment to the Underwriting Agreement was executed on May 28, 2021, whereby the total Underwriters’ discounts and commissions associated with the over-allotment of $0.55 per Public Unit or $495,000 was deferred. Concurrently with the closing of the sale of the over-allotment Public Units, the Company consummated the sale of 9,000 additional Private Placement Units to the Underwriters at a price of $10.00 per Private Placement Unit generating gross proceeds of $90,000. The closing of the sale of additional Public Units in the over-allotment and additional Private Placement Units generated net proceeds of $9,090,000 consisting of $9,000,000 from the sale of the over-allotment Public Units and $90,000 from the sale of additional Private Placement Units. In connection with the amendment to the Underwriting Agreement and the partial exercise of the over-allotment option, the Underwriters have no further over-allotment option and 525,000 Founder Shares were forfeited as a result.

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

The Company incurred $12,041,055 in transaction costs, consisting of $4,000,000 of underwriting fees, $7,495,000 of deferred underwriting fees, and $546,055 of offering costs, of which $70,000 remains in accounts payable as of June 30, 2022. The Company’s remaining cash after payment of the Offering costs will be held outside of the Trust Account for working capital purposes.

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

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to redeem their shares to the Company in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by the Nasdaq Stock Market LLC ("Nasdaq") rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of June 30, 2022 and December 31, 2021 was $211,245,761 and $211,099,649, respectively, which primarily represents cash and marketable securities of $196,000,000 from the sale of 20,000,000 Public Units at $10.00 per Public Unit, net of underwriting fees of $4,000,000, net proceeds in the amount of $6,000,000 from the sale of Private Placement Units to the Founder and Underwriters, and additional proceeds in the amount of $9,090,000 from the sale of additional Public Units in the over-allotment and additional Private Placement Units to the Underwriters. The amount held in the Trust account as of June 30, 2022 and December 31, 2021 also includes $155,761 and $9,649, respectively, of interest income earned on these holdings.

Additionally, there was $144,339 and $1,793 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in the Trust Account as of June 30, 2022 and December 31, 2021, respectively.

The Company will have 15 months from May 21, 2021, the closing date of the Offering, to complete its initial Business Combination (or 21 months if the Company extends the period of time to consummate a Business Combination two times by an additional three months each time (for a total of 6 months); provided that our Sponsor (or its designees) must deposit into the trust account funds equal to one percent (1%) of the gross proceeds of the offering (including such proceeds from the exercise of the Underwriters’ over-allotment option) for each 3-month extension of the time period to complete our initial Business Combination, in exchange for a non-interest bearing, unsecured promissory note).  If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founder, the Underwriters, Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company (“Interest Solutions”), and Mr. Weightman, the Company’s Chief Financial Officer, (collectively with Interest Solutions, the “Insiders”) entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their founder shares, insider shares and private shares, and the Founder waived its redemption right with respect to any Public Shares purchased during or after the Offering. However, if the Founder, the Underwriters, the Insiders or any of the Company’s officers, directors or affiliates acquire units or shares of common stock, previously included in the Public Units, in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s liquidation (and in case of the Underwriters and Insiders, upon the Company’s redemption) in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Public Unit.

Going Concern Consideration

As of June 30, 2022, the Company had $162,880 in cash and working capital deficit of $791,051. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem its shares of common stock. Further, the Company has no present revenue, its business plan is dependent on the completion of a Business Combination and it expects to continue to incur significant costs in pursuit of its Business Combination plans.

In connection with the Company's assessment of going concern considerations, management has determined that the liquidity condition and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the liquidation date of August 21, 2022 (or up to February 21, 2023, if applicable), raises substantial doubt about the Company's ability to continue as a going concern. On August 8, 2022, the Company filed a proxy statement for a special meeting of stockholders to be held on August 19, 2022 to extend the date by which the Company must consummate a Business Combination from August 21, 2022 to February 21, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 21, 2022.

If the proceeds not held in the Trust Account become insufficient to allow the Company to operate for at least 12 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time, the Company intends to manage its cash flow through the timing and payment of expenses or, if necessary, raising additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow it to operate for the lesser of 12 months or all available extension periods. In the event that additional financing is required from outside sources, the Company may not be able to raise it on terms acceptable to the Company or at all. Over this time period, the Company intends to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the accompanying unaudited condensed financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future interim period.

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

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended June 30,		Six Months Ended	Period from February 23, 2021 (Date of Inception) through
	2022	2021	June 30, 2022	June 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$191,359	$564	$202,736	$564
Net income attributable to common stock subject to possible redemption	$191,359	$564	$202,736	$564
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	20,900,000	9,347,253	20,900,000	6,645,313
Basic and diluted net income per share, common stock subject to possible redemption	$0.01	$0.00	$0.01	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(306,001)	$(382,539)	$(865,757)	$(418,258)
Less: net income attributable to common stock subject to redemption	(191,359)	(564)	(202,736)	(564)
Net loss attributable to non-redeemable common stock	$(497,360)	$(383,103)	$(1,068,493)	$(418,822)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,179,000	5,504,956	6,179,000	5,315,711
Basic and diluted net loss per share, non-redeemable common stock	$(0.08)	$(0.07)	$(0.17)	$(0.08)

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

Cash and Marketable Securities Held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

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

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2022 and December 31, 2021, 20,900,000 shares of common stock were issued and outstanding that are subject to possible redemption.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company assessed the potential impact of ASU 2020-06 and determined it would not have a material impact on the condensed financial statements as presented.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

No fractional shares will be issued upon exercise of the public warrants. If, upon exercise of the public warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the public warrant holder. Each public warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 15-month period allotted to complete the Business Combination (or 21-month period if the Company extends the period of time to consummate its initial Business Combination), the public warrants will expire worthless at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the public warrants during the exercise period, there will be no net cash settlement of these public warrants and the public warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the public warrants become exercisable, the Company may redeem the outstanding public warrants in whole and not in part at a price of $0.01 per public warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the public warrant holders.

On July 2, 2021, the Company announced that the holders of the Company’s Public Units may elect to separately trade the securities underlying such Public Units which commenced on July 9, 2021. Any Public Units not separated will continue to trade on the Nasdaq under the symbol “GIWWU.” Any underlying shares of common stock and warrants that are separated will trade on the Nasdaq under the symbols “GIW” and “GIWWW,” respectively.

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

No fractional shares will be issued upon exercise of the Private Placement Warrants. If, upon exercise of the Private Placement Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number of shares of common stock to be issued to the Private Placement Warrant holder. Each Private Placement Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 15-month period allotted to complete the Business Combination (or 21-month period if the Company extends the period of time to consummate its initial Business Combination), the Private Placement Warrants will expire worthless at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Private Placement Warrants during the exercise period, there will be no net cash settlement of these Private Placement Warrants and the Private Placement Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Private Placement Warrants become exercisable, the Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per Private Placement Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Private Placement Warrant holders.

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

Administrative Services Agreement and Other Agreements

The Company agreed to pay $30,000 a month for office space, administrative services and secretarial support to an affiliate of the Founder, GigManagement, LLC. Services commenced on May 19, 2021, the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

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

6. STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2022 and December 31, 2021, there were 6,184,000 shares of common stock issued and outstanding and not subject to possible redemption. There were 20,900,000 shares of common stock subject to possible redemption issued and outstanding as of June 30, 2022 and December 31, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

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

As of June 30, 2022 and December 31, 2021, there were warrants outstanding of 10,929,490 and 10,929,495, respectively.

Stock-based Compensation

Included in the outstanding shares of common stock are 15,000 Insider Shares, of which 5,000 Insider Shares were issued to Mr. Weightman, the Company’s Chief Financial Officer, and 10,000 Insider Shares were issued to Interest Solutions solely in consideration of future services to the Company, pursuant to the Insider Shares Grant Agreements dated May 18, 2021, between the Company and each of the Insiders. The 5,000 Insider Shares issued to Mr. Weightman are subject to forfeiture if he resigns or is terminated for cause prior to the completion of the Business Combination. The 10,000 Insider Shares issued to Interest Solutions are not subject to forfeiture. The grant date fair value of the 10,000 shares was expensed upon issuance. If an initial Business Combination occurs and the 5,000 shares have not been previously forfeited, the grant date fair value of the common stock will be recognized as stock-based compensation in the Company’s statements of operations and comprehensive loss when the completion of the Business Combination becomes probable.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$211,245,761	$211,099,649
Liabilities:
Warrant liability	2	$28,770	$278,110

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statements of operations and comprehensive loss for the periods presented.

Additionally, there was $144,339 and $1,793 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in the Trust Account as of June 30, 2022 and December 31, 2021, respectively.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from February 23, 2021 (date of inception) through June 30, 2022, our only activities have been organizational activities, those necessary to prepare for the Offering and to search for a target business for the business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of and for the period ended December 31,

2021 as filed with the SEC on March 31, 2022. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net loss of $306,001, which consisted of operating expenses of $641,210, a provision for income taxes of $81,385, that were partially offset by other income from the change in fair value of the warrant liability of $143,850 and interest income on marketable securities held in the Trust Account of $272,744.

For the three months ended June 30, 2021, we had a net loss of $382,539, which consisted of operating expenses of $304,833, a provision for income taxes of $240, and other expense from the change in fair value of the warrant liability of $78,270, that were partially offset by the interest income on marketable securities held in the Trust Account of $804.

For the six months ended June 30, 2022, we had a net loss of $865,757, which consisted of operating expenses of $1,317,833, a provision for income taxes of $85,922, that were partially offset by other income from the change in fair value of the warrant liability of $249,340 and interest income on marketable securities held in the Trust Account of $288,658.

For the period from February 23, 2021 (date of inception) through June 30, 2021, we had a net loss of $418,258, which consisted of operating expenses of $340,552, a provision for income taxes of $240, and other expense from the change in fair value of the warrant liability of $78,270, that were partially offset by the interest income on marketable securities held in the Trust Account of $804.

Liquidity and Capital Resources

During the period from February 23, 2021 (date of inception) to December 31, 2021, the Founder purchased 5,210,000 Founder Shares, after giving effect to the forfeiture on May 28, 2021 of 525,000 Founder Shares due to the Underwriters partially exercising their over-allotment option on May 28, 2021, for an aggregate purchase price of $25,000, or $0.0047985 per share. The Company also issued 5,000 Insider Shares to Mr. Weightman, its Chief Financial Officer, pursuant to the Insider Shares Grant Agreement dated May 18, 2021, between the Company and Mr. Weightman. The 5,000 shares granted to Mr. Weightman are subject to forfeiture and cancellation if he resigns or the services are terminated for cause prior to the completion of the business combination.

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

As of June 30, 2022, we held cash and marketable securities in the amount of $211,245,761 (including $155,761 of interest earned) in the Trust Account. In addition, there was interest receivable to the Trust Account of $144,339. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the six months ended June 30, 2022, tax relating to interest earned on the Trust Account totaled $85,922.

For the six months ended June 30, 2022, cash used in operating activities was $712,555, consisting of a net loss of $865,757, a decrease in the fair value of the warrant liability of $249,340 and interest earned on marketable securities held in the Trust Account of $288,658, plus a decrease in accrued liabilities of $136,059 and a decrease in receivables from related party of $1,525, that were partially offset by increases in payable to related parties of $302,206, accounts payable of $81,885, other current liabilities of $81,523, and decreases in prepaid expenses of $260,079 and other long-term assets of $103,091.

For the period from February 23, 2021 (date of inception) to June 30, 2021, cash used in operating activities was $1,597,890, consisting of a net loss of $418,258, increases in prepaid expenses of $869,505 and other long-term assets of $506,679, plus interest earned on marketable securities held in the Trust Account of $804, that were partially offset by increases in the fair value of the warrant liability of $78,270, stock-based compensation of $94,700, payable to related parties of $6,882, accounts payable of $10,321, accrued liabilities of $6,943 and other current liabilities of $240.

There were no cash flows from investing activities during the six months ended June 30, 2022. For the period from February 23, 2021 (date of inception) to June 30, 2021, cash used in investing activities was $211,090,000, consisting of an investment of cash in Trust Account of $211,090,000.

There were no cash flows from financing activities during the six months ended June 30, 2022. During the period from February 23, 2021 (date of inception) through June 30, 2021, financing activities provided cash of $214,138,945 due to the proceeds from the sale of common stock to the Founder of $25,000, from the sale of Public Units, net of underwriting discounts paid, of $205,000,000, from the sale of Private Placement Units to the Founder of $6,500,000, from the sale of Private Placement Units to the Underwriters of $3,090,000, and from the borrowing from a related party of $125,000, that were partially offset by the payment of offering costs of $476,055 and the repayment of borrowing from a related party of $125,000.

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

As of June 30, 2022, we had cash of $162,880 held outside the Trust Account. We believe that the proceeds not held in the Trust Account may not be sufficient to allow us to operate for at least the next 12 months. Since the closing of the IPO, we have used the funds held outside the Trust Account primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. The Company intends to manage its cash flow through the timing and payment of expenses or, if necessary, raising additional funds from the Sponsor to ensure the proceeds not held in the Trust Account will be sufficient to allow it to operate for at least the next 12 months.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support. We began incurring these fees on May 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

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

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended June 30,		Six Months Ended	Period from February 23, 2021 (Date of Inception) through
	2022	2021	June 30, 2022	June 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$191,359	$564	$202,736	$564
Net income attributable to common stock subject to possible redemption	$191,359	$564	$202,736	$564
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	20,900,000	9,347,253	20,900,000	6,645,313
Basic and diluted net income per share, common stock subject to possible redemption	$0.01	$0.00	$0.01	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(306,001)	$(382,539)	$(865,757)	$(418,258)
Less: net income attributable to common stock subject to redemption	(191,359)	(564)	(202,736)	(564)
Net loss attributable to non-redeemable common stock	$(497,360)	$(383,103)	$(1,068,493)	$(418,822)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,179,000	5,504,956	6,179,000	5,315,711
Basic and diluted net loss per share, non-redeemable common stock	$(0.08)	$(0.07)	$(0.17)	$(0.08)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company assessed the potential impact of ASU 2020-06 and determined it would not have a material impact on the condensed financial statements as presented.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report on Form 10-K that was filed with the SEC on March 31, 2022 and our Quarterly Report on Form 10-Q that was filed with the SEC on May 16, 2022 with the following risk factors. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Recent volatility in capital markets may affect our ability to obtaining financing for our initial business combination through sales of our shares of common stock or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our shares of common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.

There are no assurances that the extension request will enable us to complete a business combination.

We recently filed a definitive proxy statement in connection with a special meeting to be held for the purpose of voting on: (i) a proposal to amend (the “Charter Amendment”) the Company’s amended and restated certificate of incorporation giving the Company the right to extend the date by which it has to consummate a business combination (the “Combination Period”) six (6) times for an additional one (1) month each time, from August 21, 2022 to February 21, 2023 (i.e., for a period of time ending 21 months from the consummation of its IPO (the “Charter Amendment Proposal”) and (ii) a proposal to amend the Company’s investment management trust agreement, dated as of May 18, 2021 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, allowing the Company to extend the Combination Period six (6) times for an additional one (1) month each time from August 21, 2022 to February 21, 2023 (the “Trust Amendment”) by depositing into the Trust Account for each one-month extension the lesser of: (x) $200,000 or (y) $0.05 per share multiplied by the number of public shares then outstanding (the “Trust Amendment Proposal”). The purpose of the Charter Amendment Proposal and the Trust Amendment Proposal is to allow the Company more time to complete its initial business combination and reduce the amount of funds to be deposited in the Trust Account to secure the extension of the Combination Period.

The Company’s IPO prospectus and charter provide that the Company has the right to extend the Combination Period two (2) times for an additional three (3) months each time from August 21, 2022 (i.e., 15 months from the consummation of the IPO) up to February 21, 2023 (i.e., 21 months from the consummation of the IPO). The only way to extend the Combination Period from August 21, 2022 without the need for a separate stockholder vote under the charter and Trust Agreement is for our initial stockholders or their affiliates or designees to deposit into the Trust Account $2,090,000 in the aggregate (i.e., $0.10 per issued and outstanding share of common stock issued in the IPO (the “public share”)), for each three-month extension, on or prior to the date of the applicable deadline.  As a result, our board of directors has determined it is in the best interests of the Company and our stockholders to extend the Combination Period and reduce the amount of funds to be deposited in the Trust Account to secure such extension.

Approving the extension of the Combination Period on new terms involves a number of risks. Even if such extension is approved, the Company can provide no assurances that we will identify and complete our initial business combination prior to the end of the extended Combination Period. Our ability to consummate any business combination is dependent on a variety of factors, many of which are (as may be expected) beyond our control. We are required to offer stockholders the opportunity to redeem shares in connection with the Charter Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve a business combination. The fact that we will have separate redemption periods in connection with the extension of the Combination Period and a business combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder Shares

During the period from February 23, 2021 (date of inception) to December 31, 2021, the Founder purchased 5,210,000 Founder Shares, after giving effect to the forfeiture on May 28, 2021 of 525,000 Founder Shares due to the Underwriters partially exercising their over-allotment option on May 28, 2021, for an aggregate purchase price of $25,000, or $0.0047985 per share. On May 28, 2021, the Founder forfeited 525,000 Founder Shares because the Underwriters did not exercise their over-allotment option in full. Founder Shares are identical to the common stock included in the public units sold in the IPO except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

The Company incurred $12,041,055 in transaction costs, consisting of $4,000,000 of underwriting fees, $7,495,000 of deferred underwriting fees and $546,055 of offering costs, of which $70,000 remains in accounts payable as of June 30, 2022. Using a portion of the net proceeds of the IPO that was not placed in the Trust Account, we repaid promissory notes issued to our Founder, which bore the outstanding principal amount of $125,000. As of June 30, 2022, we had cash of $162,880 held outside the Trust Account for working capital purposes.

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

GigInternational1, Inc.

Date: August 15, 2022	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Brad Weightman
Brad Weightman
Chief Financial Officer (Principal Financial and Accounting Officer)