Form 10-Q
period 2022-09-30
GigInternational1, Inc.
filed 2022-11-22
CIK 1848795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 16, 2022, the registrant had 10,407,437 shares of common stock, $0.0001 par value per share, outstanding.

GIGINTERNATIONAL1, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

GIGINTERNATIONAL1, INC.

Condensed Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$49,516	$875,435
Prepaid expenses	326,141	805,390
Receivable from related party	6,286	—
Total current assets	381,943	1,680,825
Cash and marketable securities held in Trust Account	43,202,859	211,099,649
Interest receivable on cash and marketable securities held in Trust Account	80,536	1,793
Other long-term assets	—	103,091
TOTAL ASSETS	$43,665,338	$212,885,358
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$80,107	$32,821
Accrued liabilities	1,203,082	1,116,043
Payable to related parties	540,987	18,934
Notes payable to related party	400,000	—
Other current liabilities	240,667	3,414
Total current liabilities	2,464,843	1,171,212
Warrant liability	38,360	278,110
Deferred underwriting fee payable	7,495,000	7,495,000
Total liabilities	9,998,203	8,944,322
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 4,223,437 shares and 20,900,000 shares as of September 30, 2022 and December 31, 2021, respectively, at a redemption value of $10.10 per share	43,038,328	211,098,028
Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 6,184,000 shares issued and outstanding (excluding 4,223,437 and 20,900,000 shares subject to possible redemption as of September 30, 2022 and December 31, 2021, respectively)	618	618
Additional paid-in capital	—	—
Accumulated deficit	(9,371,811)	(7,157,610)
Total stockholders’ deficit	(9,371,193)	(7,156,992)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$43,665,338	$212,885,358

The accompanying notes are an integral part of these condensed financial statements.

GIGINTERNATIONAL1, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended	Period from February 23, 2021 (Date of Inception) through
	2022	2021	September 30, 2022	September 30, 2021
Revenues	$—	$—	$—	$—
General and administrative expenses	1,009,703	1,049,266	2,327,536	1,389,818
Loss from operations	(1,009,703)	(1,049,266)	(2,327,536)	(1,389,818)
Other income (expense)
Other income (expense)	(9,590)	(69,333)	239,750	(147,603)
Interest expense	(3,077)	—	(3,077)	—
Interest income on cash and marketable securities held in Trust Account	521,880	5,321	810,538	6,125
Loss before provision for income taxes	(500,490)	(1,113,278)	(1,280,325)	(1,531,296)
Provision for income taxes	155,731	1,587	241,653	1,827
Net loss and comprehensive loss	$(656,221)	$(1,114,865)	$(1,521,978)	$(1,533,123)
Net income attributable to common stock subject to possible redemption	$366,149	$3,734	$568,885	$4,298
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	13,649,320	20,900,000	18,456,548	12,606,364
Basic and diluted net income per share, common stock subject to possible redemption	$0.03	$0.00	$0.03	$0.00
Net loss attributable to common stockholders	$(1,022,370)	$(1,118,599)	$(2,090,863)	$(1,537,421)
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,179,000	6,179,000	6,179,000	5,676,723
Basic and diluted net loss per share, non-redeemable common stock	$(0.17)	$(0.18)	$(0.34)	$(0.27)

_____________________________

The accompanying notes are an integral part of these condensed financial statements.

GIGINTERNATIONAL1, INC.

Condensed Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional
Three Months Ended September 30, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of June 30, 2022	6,184,000	$618	$—	$(8,226,103)	$(8,225,485)
Shares subject to redemption	—	—	(489,487)	—	(489,487)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	489,487	(489,487)	—
Net loss	—	—	—	(656,221)	(656,221)
Balance as of September 30, 2022	6,184,000	$618	$—	$(9,371,811)	$(9,371,193)

	Common Stock		Additional
Three Months Ended September 30, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of June 30, 2021	6,184,000	$618	$—	$(5,095,972)	$(5,095,354)
Shares subject to redemption	—	—	(3,734)	—	(3,734)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	3,734	(3,734)	—
Net loss	—	—	—	(1,114,865)	(1,114,865)
Balance as of September 30, 2021	6,184,000	$618	$—	$(6,214,571)	$(6,213,953)

The accompanying notes are an integral part of these condensed financial statements.

	Common Stock		Additional
Nine Months Ended September 30, 2022	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	6,184,000	$618	$—	$(7,157,610)	$(7,156,992)
Shares subject to redemption	—	—	(692,223)	—	(692,223)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	692,223	(692,223)	—
Net loss	—	—	—	(1,521,978)	(1,521,978)
Balance as of September 30, 2022	6,184,000	$618	$—	$(9,371,811)	$(9,371,193)

	Common Stock		Additional
Period from February 23, 2021 (Date of Inception) through September 30, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of February 23, 2021 (Date of Inception)	—	$—	$—	$—	$—
Sale of common stock to the Founder at $0.0043592 per share	5,735,000	574	24,426	—	25,000
Sale of common stock to the Founder in private placement at $10.00 per share	650,000	65	6,499,935	—	6,500,000
Issuance of common stock to Insiders for no consideration	5,000	—	—	—	—
Issuance of common stock to consultant	10,000	1	94,699	—	94,700
Sale of common stock to Underwriters in private placement at $10.00 per share	300,000	30	2,999,970	—	3,000,000
Sale of common stock in initial public offering, net of offering costs	20,000,000	2,000	188,451,945	—	188,453,945
Sale of common stock to Underwriters in over-allotment option	9,000	1	89,999	—	90,000
Sale of common stock in initial public offering over-allotment option, net of underwriter fees	900,000	90	8,504,910	—	8,505,000
Forfeiture of shares by Founder due to partial exercise of over-allotment option	(525,000)	(53)	53	—	—
Fair value of warrants	—	—	(255,177)	—	(255,177)
Shares subject to redemption	(20,900,000)	(2,090)	(211,092,208)	—	(211,094,298)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	4,681,448	(4,681,448)	—
Net loss	—	—	—	(1,533,123)	(1,533,123)
Balance as of September 30, 2021	6,184,000	$618	$—	$(6,214,571)	$(6,213,953)

The accompanying notes are an integral part of these condensed financial statements.

GIGINTERNATIONAL1, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2022	Period from February 23, 2021 (Date of Inception) through September 30, 2021
OPERATING ACTIVITIES
Net loss	$(1,521,978)	$(1,533,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(239,750)	147,603
Interest earned on cash and marketable securities held in Trust Account	(810,538)	(6,125)
Stock-based compensation	—	94,700
Change in operating assets and liabilities:
Prepaid expenses	479,249	(838,373)
Receivable from related party	(6,286)	—
Other long-term assets	103,091	(304,885)
Accounts payable	117,286	13,925
Payable to related parties	522,053	13,177
Accrued liabilities	87,039	525,239
Other current liabilities	237,253	1,827
Net cash used in operating activities	(1,032,581)	(1,886,035)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(400,000)	(211,090,000)
Cash withdrawn from Trust Account	169,028,585	—
Net cash provided by (used in) investing activities	168,628,585	(211,090,000)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founder	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	205,000,000
Proceeds from sale of Private Placement Units to Founder	—	6,500,000
Proceeds from sale of Private Placement Units to Underwriters	—	3,090,000
Redemption of Public Units	(168,751,923)	—
Borrowing from a related party	400,000	125,000
Repayment of borrowing from a related party	—	(125,000)
Payment of offering costs	(70,000)	(476,055)
Net cash provided by (used in) financing activities	(168,421,923)	214,138,945
Net increase (decrease) in cash during period	(825,919)	1,162,910
Cash, beginning of period	875,435	—
Cash, end of period	$49,516	$1,162,910
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accrued liabilities	$—	$70,000
Fair value of warrant liability upon issuance of warrants	$—	$255,177
Deferred underwriting fee payable	$—	$7,495,000
Change in value of common stock subject to possible redemption	$692,223	$15,493,829

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 23, 2021 (date of inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “IPO” or “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest, and as discussed further below, is ceasing its activities with respect to consummating a Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

The Company incurred $12,041,055 in transaction costs, consisting of $4,000,000 of underwriting fees, $7,495,000 of deferred underwriting fees, and $546,055 of offering costs. The Company’s remaining cash after payment of the Offering costs will be held outside of the Trust Account for working capital purposes.

Recent Developments

Approval of Extension

The Company’s Offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initially had until August 21, 2022 (the date which was 15 months after the consummation of the Offering) to complete the Business Combination. On August 19, 2022, the Company held a special meeting of its stockholders (the “Special Meeting”) and the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a Business Combination transaction from August 21, 2022 up to February 21, 2023.

The Company previously entered into an Investment Management Trust Agreement (the “IMTA”), dated May 18, 2021, with Continental Stock Transfer & Trust Company, as trustee. At the Special Meeting, the Company’s stockholders approved an amendment to the IMTA (the “IMTA Amendment”) to extend the date by which the Company must consummate a Business Combination transaction from August 21, 2022 (the date which is 15 months from the closing date of the Company's Offering) on a monthly basis up to February 21, 2023 (the date which is 21 months from the closing date of the Company's Offering of units) by depositing into the Trust Account for each one-month extension the lesser of $200,000 or $0.05 per share multiplied by the number of common stock issued with the Public units then outstanding.

The Company’s stockholders elected to redeem 16,676,563 shares of the Company’s common stock, which represented approximately 79.8% of the shares that were part of the Public Units sold in the Offering.

Extension Amendment Contributions

On August 19, 2022, the Company issued an unsecured, non-interest bearing promissory note (the “Extension Note”) to the Sponsor for a principal amount of $200,000. The proceeds from the Extension Note were deposited into the Trust Account in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation. The Extension Note matures on the earlier of the date on which the Company consummates its initial Business Combination or the date the Company winds up and may be prepaid without penalty.

On September 19, 2022, the Extension Note was amended to increase the principal amount to $400,000 to cover an additional month extension. The second installment of $200,000 was deposited in the Trust Account by the Sponsor. Subsequent to September 30, 2022, the Company entered into the second amendment to the Extension Note. See Note 8. Subsequent Events.

The Company has until November 21, 2022 (the “Combination Period”) to complete a Business Combination. As described in Note 8 below, the Company will be unable to consummate a Business Combination by the end of the Combination Period, and intends to dissolve and liquidate in accordance with the terms of the Amended and Restated Certificate of Incorporation. The Company plans to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes, and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares (but not public shares acquired in or after the Offering) if the Company fails to complete a Business Combination by the end of the Combination Period. The Underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination by the end of the Combination Period and, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the public shares. It is possible that the per share value of the assets remaining available for distribution will be less than the Offering price per Unit ($10.00).

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

The Company’s Amended and Restated Certificate of Incorporation provides that, other than the payment of deferred underwriting commissions and the withdrawal of interest to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of the Business Combination; (2) the redemption of 100% of the outstanding public shares if the Company has not completed an initial Business Combination within 15 months from the closing of the Offering (or up to 21 months in total if the Company extends the period of time to consummate its initial Business Combination up to six (6) times for an additional one (1) month each time, provided that the Sponsor (or its designees) must deposit into the Trust Account for each one-month extension funds equal to the lesser of (A) $200,000, or (B) $0.05 per share multiplied by the number of common stock issued with the Public Units then outstanding in exchange for a non-interest bearing, unsecured promissory note); or (3) the redemption of shares in connection with a stockholder vote seeking to amend any provisions of the amended and restated certificate of incorporation relating to the Company’s pre-initial Business Combination activity and related stockholders’ rights.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Business Combination. As discussed above, the Company is ceasing its activities with respect to consummating a Business Combination.

The amount held in the Trust Account as of September 30, 2022 and December 31, 2021 was $43,202,859 and $211,099,649, respectively, which primarily represents cash and marketable securities of $196,000,000 from the sale of 20,000,000 Public Units at $10.00 per Public Unit, net of underwriting fees of $4,000,000, net proceeds in the amount of $6,000,000 from the sale of Private Placement Units to the Founder and Underwriters, and additional proceeds in the amount of $9,090,000 from the sale of additional Public Units in the over-allotment and additional Private Placement Units to the Underwriters. The amount held in the Trust Account as of September 30, 2022 also includes $741,444 of income earned on these holdings, less $105,653 of income taxes paid for the interest earned and $171,009 of franchise taxes paid on these holdings. The amount held in the Trust Account as of December 31, 2021 also includes $9,649 of interest income earned and no taxes were paid from the Trust Account.

On August 19, 2022 stockholders elected to redeem 16,676,563 shares of the Company’s common stock. Following such redemptions, $168,751,923 was withdrawn from the Trust Account on August 22, 2022. The Trust Account also received two one-month extension payments in the amount of $200,000 each on August 19, 2022 and September 19, 2022, respectively.

Additionally, there was $80,536 and $1,793 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in the Trust Account as of September 30, 2022 and December 31, 2021, respectively.

The Company’s stockholders approved the IMTA Amendment that extends the date by which the Company must consummate a Business Combination transaction from August 21, 2022 (the date which is 15 months from the closing date of the Company’s Offering) on a monthly basis up to February 21, 2023 (the date which is 21 months from the closing date of the Company’s Offering of units) by depositing into the Trust Account for each one-month extension the lesser of $200,000 or $0.05 per share multiplied by the number of common stock issued with the Public units then outstanding. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founder, the Underwriters, Interest Solutions, LLC, a Connecticut limited liability company and an affiliate of ICR, LLC, an investor relations firm providing services to the Company (“Interest Solutions”), and Mr. Weightman, the Company’s Chief Financial Officer, (collectively with Interest Solutions, the “Insiders”) entered into letter agreements with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their founder shares, insider shares and private shares, and the Founder waived its redemption right with respect to any Public Shares purchased during or after the Offering. However, if the Founder, the Underwriters, the Insiders or any of the Company’s officers, directors or affiliates acquire units or shares of common stock, previously included in the Public Units, in or after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s liquidation (and in case of the Underwriters and Insiders, upon the Company’s redemption) in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Public Unit.

On August 30, 2022, the Company and Convalt Energy, Inc. (“Convalt”) issued a joint press release and announced that the Company and Convalt have entered into a non-binding term sheet (the “Term Sheet”) for a Business Combination. Convalt is a vertically integrated renewable energy company in the business of manufacturing solar panels, generating renewable power at company-owned power generation facilities, and providing engineering and construction services including solar panel recycling for renewable energy projects. On November 15, 2022, the exclusivity period of the Term Sheet expired, and the Company and Convalt mutually agreed not to pursue this transaction and amicably parted ways.

Going Concern Consideration

As of September 30, 2022, the Company had $49,516 in cash and working capital deficit of $2,082,900. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem its shares of common stock. Further, as discussed above, the Company is ceasing its activities with respect to consummating a Business Combination and will instead be dissolving and liquidating the assets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022. The condensed balance sheet as of December 31, 2021, has been derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any future interim period.

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

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 23, 2021 (Date of Inception) through
	2022	2021	2022	September 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$366,149	$3,734	$568,885	$4,298
Net income attributable to common stock subject to possible redemption	$366,149	$3,734	$568,885	$4,298
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	13,649,320	20,900,000	18,456,548	12,606,364
Basic and diluted net income per share, common stock subject to possible redemption	$0.03	$0.00	$0.03	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(656,221)	$(1,114,865)	$(1,521,978)	$(1,533,123)
Less: net income attributable to common stock subject to redemption	(366,149)	(3,734)	(568,885)	(4,298)
Net loss attributable to non-redeemable common stock	$(1,022,370)	$(1,118,599)	$(2,090,863)	$(1,537,421)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,179,000	6,179,000	6,179,000	5,676,723
Basic and diluted net loss per share, non-redeemable common stock	$(0.17)	$(0.18)	$(0.34)	$(0.27)

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

Cash and Marketable Securities Held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

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

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2022 and December 31, 2021, 4,223,437 and 20,900,000 shares of common stock were issued and outstanding that are subject to possible redemption, respectively.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

No fractional shares will be issued upon exercise of the Private Placement Warrants. If, upon exercise of the Private Placement Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number of shares of common stock to be issued to the Private Placement Warrant holder. Each Private Placement Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 15-month period allotted to complete the Business Combination (or 21-month period if the Company extends the period of time to consummate its initial Business Combination), the Private Placement Warrants will expire worthless at the end of such period, which is what will occur in light of the fact that the Company is ceasing its efforts to consummate a Business Combination. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Private Placement Warrants during the exercise period, there will be no net cash settlement of these Private Placement Warrants and the Private Placement Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Private Placement Warrants become exercisable, the Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per Private Placement Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Private Placement Warrant holders.

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

Unlike the public warrants included in the Public Units sold in the Offering, if held by the original holder or its permitted transferees, the Private Placement Warrants are not redeemable by the Company and, subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the Business Combination. If the Private Placement Warrants are held by holders other than the initial holders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by holders on the same basis as the warrants included in the Offering. However, as noted above, as a result of the Company ceasing its efforts to consummate a Business Combination, all warrants will expire worthless.

If the Company does not complete a Business Combination, then a portion of the proceeds from the sale of the Private Placement Units will be part of the liquidating distribution to the public stockholders.

Administrative Services Agreement and Other Agreements

The Company agreed to pay $30,000 a month for office space, administrative services and secretarial support to an affiliate of the Founder, GigManagement, LLC. Services commenced on May 19, 2021, the date the securities were first listed on the Nasdaq and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company. On January 1, 2022, the payment for such services was deferred until after the Business Combination is completed, and $270,000 is included in payable to related parties as of September 30, 2022.

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

The Company paid an underwriting discount of $0.20 per Public Unit to the Underwriters at the closing of the Offering. The underwriting discount was paid in cash. In addition, the Company has agreed to pay deferred underwriting commissions of $0.35 per Public Unit, or $7,000,000 in the aggregate. On May 28, 2021, the Underwriters partially exercised the over-allotment option and amended the Underwriting Agreement whereby the related discount and commissions associated with the over-allotment of $495,000 was deferred. The deferred underwriting commission will become payable to the Underwriters from the amount held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the Underwriting Agreement, including the performance of services described below. As the Company is ceasing its efforts to consummate a Business Combination, the deferred underwriting commissions will not become payable. As further described in Note 4, the Underwriters have purchased 300,000 Private Placement Units, of which each Private Placement Unit consists of one share of the Company’s common stock, and one-half (1/2) of one Private Placement Warrant, for an aggregate purchase price of $3,000,000. Concurrently with the closing of the sale of the over-allotment Public Units, the Company consummated the sale of 9,000 additional Private Placement Units to the Underwriters at a price of $10.00 per Private Placement Unit generating gross proceeds of $90,000.

The Underwriters agreed to use their commercially reasonable efforts to provide the Company with the following services: 1) originating and introducing the Company to potential targets for a Business Combination; 2) arranging institutional investor meetings on the Company’s behalf in connection with obtaining financing for the Business Combination; 3) assisting the Company in meeting its securities exchange listing requirements following the closing of the Offering; and 4) providing capital markets advice and liquidity to the Company following the closing of the Offering. As the Company is ceasing its efforts to consummate a Business Combination, all such activities have been terminated.

6. STOCKHOLDERS’ DEFICIT

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2022 and December 31, 2021, there were 6,184,000 shares of common stock issued and outstanding and not subject to possible redemption. There were 4,223,437 and 20,900,000 shares of common stock subject to possible redemption issued and outstanding as of September 30, 2022 and December 31, 2021, respectively.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

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

Each warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption. However, if the Company does not complete its initial Business Combination on or prior to the 15-month period allotted to complete the Business Combination (or 21-month period (or such lesser period depending upon the number of three-month extensions which occur) if the Company extends the period of time to consummate its initial Business Combination as set forth in the Company’s amended and restated certificate of incorporation), the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the warrants during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders. However, as noted above, as a result of the Company ceasing its efforts to consummate a Business Combination, all warrants will expire worthless.

Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination, for the registration of the shares of common stock issuable upon exercise of the warrants included in the Public Units and Private Placement Units.

As of September 30, 2022 and December 31, 2021, there were warrants outstanding of 10,929,489 and 10,929,495, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$43,202,859	$211,099,649
Liabilities:
Warrant liability	2	$38,360	$278,110

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statements of operations and comprehensive loss for the periods presented.

Additionally, there was $80,536 and $1,793 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheets in interest receivable on cash and marketable securities held in the Trust Account as of September 30, 2022 and December 31, 2021, respectively.

8. SUBSEQUENT EVENTS

On October 19, 2022, in connection with the third monthly contribution, the Sponsor deposited an additional $200,000 into the Trust Account, and the Company entered into the second amendment to the Extension Note to include the aggregate of the first, second, and third monthly contribution amounts, reflecting an aggregate principal amount thereunder of $600,000.

On November 21, 2022, the Company announced that it is in the best interests of the Company and its stockholders to dissolve and liquidate in accordance with the provisions of Amended and Restated Certificate of Incorporation due to the Company’s inability to consummate a Business Combination by the end of the Combination Period. The Company will redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay taxes, and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any). There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which expired worthless. Subject to the terms of the Underwriting Agreement, the deferred underwriting fee was waived by the Underwriters, due to the Company’s inability to consummate a Business Combination by the end of the Combination Period.

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

Overview

We are a Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the State of Delaware and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar Business Combination with one or more businesses or entities. We do not intend to effectuate our initial Business Combination as discussed above and will instead be dissolving and liquidating our assets. The Public Units sold in our initial public offering (the “Offering” or “IPO”) each consisted of one share of common stock, and one-half (1/2) of one redeemable warrant to purchase our common stock (no fractional shares will be issued upon exercise of the warrants). The Private Placement Units were substantially similar to the Public Units sold in the Offering, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Public Units are referred to herein as the “public warrants”, and the warrants included in the Private Placement Units are referred to herein as the “private warrants.”

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from February 23, 2021 (date of inception) through September 30, 2022, our only activities have been organizational activities, those necessary to prepare for the Offering and to search for a target business for the Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at

Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements as of and for the period ended December 31, 2021 as filed with the SEC on March 31, 2022. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $656,221, which consisted of operating expenses of $1,009,703, a provision for income taxes of $155,731, interest expense of $3,077 and other expense from the change in fair value of the warrant liability of $9,590, that were partially offset by interest income on marketable securities held in the Trust Account of $521,880.

For the three months ended September 30, 2021, we had a net loss of $1,114,865, which consisted of operating expenses of $1,049,266, a provision for income taxes of $1,587, and other expense from the change in fair value of the warrant liability of $69,333, that were partially offset by the interest income on marketable securities held in the Trust Account of $5,321.

For the nine months ended September 30, 2022, we had a net loss of $1,521,978, which consisted of operating expenses of $2,327,536, a provision for income taxes of $241,653 and interest expense of $3,077, that were partially offset by other income from the change in fair value of the warrant liability of $239,750 and interest income on marketable securities held in the Trust Account of $810,538.

For the period from February 23, 2021 (date of inception) through September 30, 2021, we had a net loss of $1,533,123, which consisted of operating expenses of $1,389,818, a provision for income taxes of $1,827, and other expense from the change in fair value of the warrant liability of $147,603, that were partially offset by the interest income on marketable securities held in the Trust Account of $6,125.

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

As of September 30, 2022, we held cash and marketable securities in the amount of $43,202,859 in the Trust Account. In addition, there was interest receivable to the Trust Account of $80,536. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the nine months ended September 30, 2022, tax relating to interest earned on the Trust Account totaled $241,653.

For the nine months ended September 30, 2022, cash used in operating activities was $1,032,581, consisting of a net loss of $1,521,978, a decrease in the fair value of the warrant liability of $239,750 and interest earned on marketable securities held in the Trust Account of $810,538, plus an increase in receivables from related party of $6,286, that were partially offset by increases in payable to related parties of $522,053, accounts payable of $117,286, other current liabilities of $237,253, accrued liabilities of $87,039 and decreases in prepaid expenses of $479,249 and other long-term assets of $103,091.

For the period from February 23, 2021 (date of inception) to September 30, 2021, cash used in operating activities was $1,886,035, consisting of a net loss of $1,533,123, increases in prepaid expenses of $838,373 and other long-term assets of $304,885, plus interest earned on marketable securities held in the Trust Account of $6,125, that were partially offset by increases in the fair value of the warrant liability of $147,603, stock-based compensation of $94,700, payable to related parties of $13,177, accounts payable of $13,925, accrued liabilities of $525,239 and other current liabilities of $1,827.

For the nine months ended September 30, 2022, cash provided by investing activities was $168,628,585, consisting of cash withdrawn from the Trust Account of $169,028,585 that was partially offset by an investment of cash in Trust Account of $400,000.

For the period from February 23, 2021 (date of inception) to September 30, 2021, cash used in investing activities was $211,090,000, consisting of an investment of cash in Trust Account of $211,090,000.

For the nine months ended September 30, 2022, cash used in financing activities was $168,421,923, consisting of cash paid for the redemption of public units of $168,751,923 and the payment of deferred offering costs of $70,000, that were partially offset by cash proceeds from a related party borrowing of $400,000.

For the period from February 23, 2021 (date of inception) through September 30, 2021, financing activities provided cash of $214,138,945 due to the proceeds from the sale of common stock to the Founder of $25,000, from the sale of Public Units, net of underwriting discounts paid, of $205,000,000, from the sale of Private Placement Units to the Founder of $6,500,000, from the sale of Private Placement Units to the Underwriters of $3,090,000, and from the borrowing from a related party of $125,000, that were partially offset by the payment of offering costs of $476,055 and the repayment of borrowing from a related party of $125,000.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us). We may withdraw interest to pay taxes and to withdraw up to $100,000 to cover liquidation expenses.  All other amounts in the Trust Account will be used to redeem shares issued as constituent parts of the units sold in the Offering. We estimate our annual franchise tax obligations for 2022 to be approximately $146,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account.

As of September 30, 2022, we had cash of $49,516 held outside the Trust Account. We believe that the proceeds not held in the Trust Account may not be sufficient to allow us to operate up to February 1, 2023 if all one-month extensions are exercised prior to the consummation of the Business Combination. Since the closing of the IPO, we have used the funds held outside the Trust Account primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Arrangements

As of September 30, 2022, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $30,000 for office space, administrative services and secretarial support. We began incurring these fees on May 19, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or our liquidation. On January 1, 2022, the payment for such services was deferred until after the Business Combination is completed, which will now not occur as discussed above.

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

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, net of tax, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from February 23, 2021 (Date of Inception) through
	2022	2021	2022	September 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$366,149	$3,734	$568,885	$4,298
Net income attributable to common stock subject to possible redemption	$366,149	$3,734	$568,885	$4,298
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	13,649,320	20,900,000	18,456,548	12,606,364
Basic and diluted net income per share, common stock subject to possible redemption	$0.03	$0.00	$0.03	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(656,221)	$(1,114,865)	$(1,521,978)	$(1,533,123)
Less: net income attributable to common stock subject to redemption	(366,149)	(3,734)	(568,885)	(4,298)
Net loss attributable to non-redeemable common stock	$(1,022,370)	$(1,118,599)	$(2,090,863)	$(1,537,421)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	6,179,000	6,179,000	6,179,000	5,676,723
Basic and diluted net loss per share, non-redeemable common stock	$(0.17)	$(0.18)	$(0.34)	$(0.27)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, and results of operations.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, increasing disclosures in Business Combination transactions involving special purpose acquisition companies (SPACs) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; changing the treatment of financial projections in SEC filings in connection with proposed Business Combination transactions; increasing the potential liability of certain participants in proposed Business Combination transactions; and a proposed safe harbor for SPACs under the Investment Company Act (including certain time limits to announce and consummate a Business Combination). These proposed rules, if adopted, whether in the form proposed or in revised form, may materially impact our operations.

There is substantial doubt about our ability to continue as a “going concern.”

As of September 30, 2022, the Company had $49,516 in cash and working capital deficit of $2,082,900. On November 21, 2022, the Company announced that it is in the best interests of the Company and its stockholders to dissolve and liquidate in accordance with the provisions of Amended and Restated Certificate of Incorporation due to the Company’s inability to consummate a Business Combination by the end of the Combination Period. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

Private Placement

The Founder and the Underwriters purchased from the Company an aggregate of 650,000 and 309,000 Private Placement Units, respectively, at a price of $10.00 per Private Placement Unit in a Private Placement that occurred simultaneously with the completion of the Offering and a subsequent private placement that occurred simultaneously with the partial exercise of the Underwriters’ over-allotment option. Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value, and one-half (1/2) of one warrant (a “Private Placement Warrants”). Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 6 of the Notes to Unaudited Financial Statements. Unlike the warrants included in the Public Units sold in the IPO, if held by the original holder or its permitted transferees, the warrants included in the Private Placement Units are not redeemable by the Company and subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the Business Combination. If the warrants included in the Private Placement Units are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the warrants included in the IPO. However, as noted above, in light of the Company ceasing its efforts to consummate a Business Combination, these warrants will expire worthless.

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

The Company also incurred $276,662 in taxes, consisting of $171,009 of franchise taxes to the State of Delaware and $105,653 of income taxes for interests earned in the Trust Account.

On August 19, 2022 stockholders elected to redeem 16,676,563 shares of the Company’s common stock. Following such redemptions, $168,751,923 was withdrawn from the Trust Account on August 22, 2022. The Company also received two loans from GigInternational1 Sponsor, LLC in the principal amount of $200,000 each on August 22, 2022 and September 21, 2022, respectively, which were secured by an unsecured, non-interest bearing promissory note. The proceeds of both loans were deposited in the Trust Account for the required August 2022 and September 2022 extension payments.

As of September 30, 2022, we had cash of $49,516 held outside the Trust Account for working capital purposes. There has been no material change in the planned use of the proceeds from the IPO and the Private Placement as is described in the final prospectus included in the IPO Registration Statement.

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

GigInternational1, Inc.

Date: November 21, 2022	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: November 21, 2022	By:	/s/ Brad Weightman
Brad Weightman
Chief Financial Officer (Principal Financial and Accounting Officer)